Form 10-K/A
period 2012-08-21
Morgan Stanley Capital I Trust 2011-C3
filed 2012-09-05
CIK 1528503

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)


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

  99.1 Mortgage Loan Purchase Agreement, dated as of September 14, 2011, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)

  99.2 Mortgage Loan Purchase Agreement, dated as of September 14, 2011, between Morgan Stanley Capital I Inc. and Bank of America, National Association. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)

  99.3 Primary Servicing Agreement, dated as of October 1, 2011, between Wells Fargo Bank, National Association, as master servicer, and Bank of America, National Association, as primary servicer. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)



                                  EXPLANATORY NOTE

  The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 30, 2012 (the "Form 10-K"), is to update the disclosure under the heading "Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria." No other changes have been made to the Form 10-K other than the change described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K.



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

* With respect to servicing criterion 1122(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements


Disclosure: During the Period, (i) certain amounts allocated and remitted to investors were not calculated in accordance with the terms specified in the transaction agreements, and (ii) certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements with respect to waterfall calculations and/or reporting disclosures. As part of its assessment of compliance with the Applicable Servicing Criteria, Management identified that in certain instances the material noncompliance reported in Schedule A hereto was attributable to errors in the models impacting payments to investors and reporting disclosures, including those for a subset of RMBS transactions in the Platform that contain multi-group features, herein referred to as "Subject Transactions". " Wells Fargo Bank, National Association's Management's analysis of the payment and reporting errors on the Subject Transactions and their impact on the Platform for the Period is described below under "Scope".

"Scope: Management reviewed all of the distributions to investors during the Period for the Subject Transactions and all of the models used to prepare reports to investors for the Subject Transactions and determined that (i) the total dollar amount of payment errors in excess of $5,000 for any particular distribution during the Period when aggregating the payment errors for each affected CUSIP, herein referred to as "Disclosed Errors", for the Subject Transactions represented approximately one one-thousandth of one percent (.001%) of the total dollar amount allocated and remitted to investors in all transactions across the Platform during the Period, (ii) the tranches with payment errors above $200 for the Subject Transactions with Disclosed Errors comprised less than one-tenth of one percent (0.1%) of the number of tranches in the Platform as of December 31, 2011, (iii) there were 17 Subject Transactions with Disclosed Errors comprising less than one percent (1%) of the total number of transactions in the Platform as of December 31, 2011, and (iv) 340 of the Subject Transactions, including those transactions with Disclosed Errors, required model revisions.

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

With respect to the assessment of compliance with the Applicable Servicing Criteria and the schedules thereto prepared by Wells Fargo Bank, National Association, as certificate administrator and attached to this Form 10-K as
Exhibit 33.6, the use of the plural phrase "material instances of noncompliance" (emphasis added) refers to the fact that Wells Fargo Bank, National Association identified (i) reporting errors pertaining to servicing criteria 1122(d)(3)(i)(B) that in the aggregate amounted to a material instance of noncompliance, and (ii) payment allocation and remittance reporting errors pertaining to servicing criteria 1122(d)(3)(ii) that in the aggregate amounted to a material instance of noncompliance. Based on Wells Fargo Bank, National Association's management's review, it has determined that the errors that led to the disclosure of these two material instances of noncompliance did not involve or relate to the transaction to which this Form 10-K relates.

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


    Date:   September 4, 2012



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