Form 10-K
Morgan Stanley Capital I Trust 2011-C3
filed 2013-03-29
CIK 1528503

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2012

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


   c/o Morgan Stanley Capital I Inc.
   1585 Broadway
   New York, NY                                 10036
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (212) 762-6148




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

  4.1 Pooling and Servicing Agreement, dated as of October 1, 2011, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National association, as Trustee, Trimont Real Estate Advisors, Inc., as Trust Advisor, Wells Fargo Bank, National Association, as Custodian, Certificate Administrator, Certificate Registrar and Authenticating Agent. (Filed as
  Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)

  99.1 Mortgage Loan Purchase Agreement, dated as of September 14, 2011, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC. (Filed as Exhibit 99.1 to the Registrants Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)

  99.2 Mortgage Loan Purchase Agreement, dated as of September 14, 2011, between Morgan Stanley Capital I Inc. and Bank of America, National Association. (Filed as Exhibit 99.2 to the Registrants Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)

  99.3 Primary Servicing Agreement, dated as of October 1, 2011, between Wells Fargo Bank, National Association, as master servicer, and Bank of America, National Association, as primary servicer. (Filed as Exhibit 99.3 to the Registrants Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)



                                     PART I

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


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The mortgaged property securing the Park City Center loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2012 fiscal year is $21,281,125.00



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

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

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2012, furnished pursuant to Item 1122 of Regulation AB by the Corporate Trust Services division of Wells Fargo Bank (the "2012 Wells Assessment") for its platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB. The 2012 Wells Assessment is attached to this Form 10-K as exhibit 33.6.

The 2012 Wells Assessment describes the following material instances of non-compliance:

Schedule A

Material Instances of Noncompliance by the Company
Management's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2012 and for the Period, disclosed that material instances of noncompliance occurred with respect to the servicing criteria set forth in both of Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii), as follows:
* With respect to servicing criterion 1122(d)(3)(i)(B), certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

* With respect to servicing criterion 1122(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

Schedule B
Management's Discussion on Material Instances of Noncompliance by the Company
Disclosure: During the Period, Wells Fargo identified Payment Errors (as defined below) and Reporting Errors (as defined below) on certain residential mortgage-backed securities ("RMBS") transactions in the Platform. Although no individually identified error, in and of itself, was found to be material to the Platform, when the errors were considered in the aggregate, Management determined that, for Platform purposes, there were material instances of noncompliance with respect to both Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB.

For purposes of this Schedule B, the term "Payment Errors" means the identified payment errors that occurred during the Period and that, when considered in the aggregate, led to Management's determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(i)(B) of Regulation AB. For purposes of this Schedule B, the term "Reporting Errors" means the identified reporting errors that occurred during the Period and that, when considered in the aggregate, led to Management's determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(ii) of Regulation AB.

The identified Payment Errors and Reporting Errors on such RMBS transactions were attributable to certain failures in processes relating to waterfall calculations and reporting that, although adapted over time, still insufficiently addressed the impact of the unprecedented levels of collateral degradation in RMBS transactions on the calculation of principal and interest payments and losses and associated investor reporting.

Scope of the Material Instances of Noncompliance: The identified Payment Errors and Reporting Errors that led to Management's determination that material instances of noncompliance with respect to the Platform had occurred were limited to certain RMBS transactions in the Platform. There were no identified Payment Errors or Reporting Errors for non-RMBS transactions in the Platform which contributed to Management's determination that there were material instances of noncompliance for the Platform. In some instances, the identified Payment Errors which contributed to Management's determination that there were material instances of noncompliance for the Platform were also considered material to the transactions on which they occurred. None of the identified Reporting Errors which contributed to Management's determination that there were material instances of noncompliance for the Platform were considered material for a particular transaction. For all transactions in the Platform (including RMBS transactions with identified Payment Errors and Reporting Errors), Management delivered an Item 1123 certification to the extent it was required to do so pursuant to the requirements of the applicable transaction documents and Regulation AB. Where there was an identified Payment Error that was considered material for an individual transaction, the Item 1123 certification included a description of the nature and scope of such error.

Remediation: Appropriate actions have been taken or are in the process of being taken to remediate the identified Payment Errors and Reporting Errors that led to Management's determination that material instances of noncompliance with respect to the Platform had occurred. Further, adjustments have been or will be made to the waterfall calculations and other operational processes and quality control measures applied to the RMBS transactions in the Platform to minimize the risk of future payment and reporting errors.

Material Instance of Noncompliance by any Vendor
NONE
Material Deficiencies in Company's Policies and Procedures to Monitor Vendor's Compliance
NONE

Based on the 2012 Wells Assessment, the errors that led to the disclosure of these two material instances of noncompliance did not involve or relate to the transaction to which this Form 10-K relates.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, dated as of October 1, 2011, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Trimont Real Estate Advisors, Inc., as Trust Advisor, Wells Fargo Bank, National Association, as Custodian, Certificate Administrator, Certificate Registrar and Authenticating Agent. (Filed as
  Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as Primary Servicer
    33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    33.3 Midland Loan Services, a Division of PNC Bank, National Association as Special
    Servicer
    33.4 National Tax Search, LLC, as Servicing Function Participant
    33.5 TriMont Real Estate Advisors, Inc. as Trust Advisor
    33.6 Wells Fargo Bank, National Association as Certificate Administrator
    33.7 Wells Fargo Bank, National Association as Custodian
    33.8 Wells Fargo Bank, National Association as Master Servicer



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Primary Servicer
    34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    34.3 Midland Loan Services, a Division of PNC Bank, National Association as Special
    Servicer
    34.4 National Tax Search, LLC, as Servicing Function Participant
    34.5 TriMont Real Estate Advisors, Inc. as Trust Advisor
    34.6 Wells Fargo Bank, National Association as Certificate Administrator
    34.7 Wells Fargo Bank, National Association as Custodian
    34.8 Wells Fargo Bank, National Association as Master Servicer



   (35) Servicer compliance statement.



    35.1 Bank of America, National Association as Primary Servicer
    35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special
    Servicer
    35.3 TriMont Real Estate Advisors, Inc. as Trust Advisor
    35.4 Wells Fargo Bank, National Association as Certificate Administrator
    35.5 Wells Fargo Bank, National Association as Custodian
    35.6 Wells Fargo Bank, National Association as Master Servicer



   (99.1) Mortgage Loan Purchase Agreement, dated as of September 14, 2011, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC. (Filed as Exhibit 99.1 to the Registrants Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)

   (99.2) Mortgage Loan Purchase Agreement, dated as of September 14, 2011, between Morgan Stanley Capital I Inc. and Bank of America, National Association. (Filed as Exhibit 99.2 to the Registrants Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)

   (99.3) Primary Servicing Agreement, dated as of October 1, 2011, between Wells Fargo Bank, National Association, as master servicer, and Bank of America, National Association, as primary servicer. (Filed as Exhibit 99.3 to the Registrants Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)

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


   Morgan Stanley Capital I Inc.
   (Depositor)


   /s/ Steven Stern
   Steven Stern, President
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2013



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of October 1, 2011, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Trimont Real Estate Advisors, Inc., as Trust Advisor, Wells Fargo Bank, National Association, as Custodian, Certificate Administrator, Certificate Registrar and Authenticating Agent. (Filed as
   Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as Primary Servicer
    33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    33.3 Midland Loan Services, a Division of PNC Bank, National Association as Special
    Servicer
    33.4 National Tax Search, LLC, as Servicing Function Participant
    33.5 TriMont Real Estate Advisors, Inc. as Trust Advisor
    33.6 Wells Fargo Bank, National Association as Certificate Administrator
    33.7 Wells Fargo Bank, National Association as Custodian
    33.8 Wells Fargo Bank, National Association as Master Servicer


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Primary Servicer
    34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    34.3 Midland Loan Services, a Division of PNC Bank, National Association as Special
    Servicer
    34.4 National Tax Search, LLC, as Servicing Function Participant
    34.5 TriMont Real Estate Advisors, Inc. as Trust Advisor
    34.6 Wells Fargo Bank, National Association as Certificate Administrator
    34.7 Wells Fargo Bank, National Association as Custodian
    34.8 Wells Fargo Bank, National Association as Master Servicer


   (35) Servicer compliance statement.



    35.1 Bank of America, National Association as Primary Servicer
    35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special
    Servicer
    35.3 TriMont Real Estate Advisors, Inc. as Trust Advisor
    35.4 Wells Fargo Bank, National Association as Certificate Administrator
    35.5 Wells Fargo Bank, National Association as Custodian
    35.6 Wells Fargo Bank, National Association as Master Servicer


   (99.1) Mortgage Loan Purchase Agreement, dated as of September 14, 2011, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC. (Filed as Exhibit 99.1 to the Registrants Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)

   (99.2) Mortgage Loan Purchase Agreement, dated as of September 14, 2011, between Morgan Stanley Capital I Inc. and Bank of America, National Association. (Filed as Exhibit 99.2 to the Registrants Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)

   (99.3) Primary Servicing Agreement, dated as of October 1, 2011, between Wells Fargo Bank, National Association, as master servicer, and Bank of America, National Association, as primary servicer. (Filed as Exhibit 99.3 to the Registrants Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)