Form 10-K/A
Morgan Stanley Capital I Trust 2011-C3
filed 2013-10-03
CIK 1528503

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

  4.1 Pooling and Servicing Agreement, dated as of October 1, 2011, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank,
  National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Trimont Real Estate Advisors, Inc., as Trust
  Advisor, and Wells Fargo Bank, National Association, as Custodian, Certificate Administrator, Certificate Registrar and Authenticating Agent. (Filed as
  Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)

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

  The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 29, 2013 (the "Original Form 10-K"), is (i) to file a revised Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association, as Custodian, dated August 12, 2013 as a replacement to the Report on Assessment of Compliance with Servicing Criteria filed as Exhibit 33.7 to the Original Form 10-K, and (ii) to file a revised Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association, as Custodian, dated August 12, 2013 as a replacement to the Attestation Report on Assessment of Compliance with Servicing Criteria filed as Exhibit 34.7 to the Original Form 10-K. Each such replacement is being made as a result of the receipt by the registrant of a letter, dated August 13, 2013, from the Corporate Trust Services Division of Wells Fargo Bank, National Association, a copy of which is filed as Exhibit 99.4 to the registrant's Annual Report on Form 10-K, notifying the registrant of the revised reports referred to in the preceding sentence and providing certain explanatory information related to those reports and certain reports previously delivered by Wells Fargo Bank, National Association, as Custodian. No other changes have been made to the Original Form 10-K other than the change described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.



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

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2012, furnished pursuant to Item 1122 of Regulation AB by the Corporate Trust Services Division of Wells Fargo Bank, National Association (the "2012 Wells Assessment") for its platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB. The 2012 Wells Assessment is attached to this Form 10-K as Exhibit 33.6.

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



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, dated as of October 1, 2011, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank,
  National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Trimont Real Estate Advisors, Inc., as Trust
  Advisor, and Wells Fargo Bank, National Association, as Custodian, Certificate Administrator, Certificate Registrar and Authenticating Agent. (Filed as
  Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as Primary Servicer (filed as
Exhibit 33.1 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    33.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function
Participant (filed as Exhibit 33.2 to the Registrant's Annual Report on Form
10-K filed on March 29, 2013 and incorporated by reference herein)
    33.3 Midland Loan Services, a Division of PNC Bank, National Association as
Special Servicer (filed as Exhibit 33.3 to the Registrant's Annual Report on
Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    33.4 National Tax Search, LLC as Servicing Function Participant (filed as
Exhibit 33.4 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    33.5 Trimont Real Estate Advisors, Inc. as Trust Advisor (filed as Exhibit
33.5 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    33.6 Wells Fargo Bank, National Association as Certificate Administrator
(filed as Exhibit 33.6 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
    33.7 Wells Fargo Bank, National Association as Custodian
    33.8 Wells Fargo Bank, National Association as Master Servicer (filed as
Exhibit 33.8 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Primary Servicer (filed as
Exhibit 34.1 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    34.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function
Participant (filed as Exhibit 34.2 to the Registrant's Annual Report on Form
10-K filed on March 29, 2013 and incorporated by reference herein)
    34.3 Midland Loan Services, a Division of PNC Bank, National Association as
Special Servicer (filed as Exhibit 34.3 to the Registrant's Annual Report on
Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    34.4 National Tax Search, LLC as Servicing Function Participant (filed as
Exhibit 34.4 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    34.5 Trimont Real Estate Advisors, Inc. as Trust Advisor (filed as
Exhibit 34.5 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    34.6 Wells Fargo Bank, National Association as Certificate Administrator
(filed as Exhibit 34.6 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
    34.7 Wells Fargo Bank, National Association as Custodian
    34.8 Wells Fargo Bank, National Association as Master Servicer (filed as
Exhibit 34.8 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)



   (35) Servicer compliance statements.



    35.1 Bank of America, National Association as Primary Servicer (filed as
Exhibit 35.1 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    35.2 Midland Loan Services, a Division of PNC Bank, National Association as
Special Servicer (filed as Exhibit 35.2 to the Registrant's Annual Report on
Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    35.3 Trimont Real Estate Advisors, Inc. as Trust Advisor (filed as
Exhibit 35.3 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    35.4 Wells Fargo Bank, National Association as Certificate Administrator
(filed as Exhibit 35.4 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
    35.5 Wells Fargo Bank, National Association as Custodian (filed as Exhibit
35.5 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    35.6 Wells Fargo Bank, National Association as Master Servicer (filed as
Exhibit 35.6 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)



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

   (99.4) Letter dated August 13, 2013 from the Corporate Trust Services Division of Wells Fargo Bank, National Association as Custodian to the Registrant regarding compliance with applicable servicing criteria for asset-backed securities by Wells Fargo Bank, National Association, as Custodian.

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


   Morgan Stanley Capital I Inc.
   (Depositor)


   /s/ Steven Stern
   Steven Stern, President
   (senior officer in charge of securitization of the depositor)


    Date:   October 3, 2013



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of October 1, 2011, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank,
   National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Trimont Real Estate Advisors, Inc., as Trust Advisor, and Wells Fargo Bank, National Association, as Custodian, Certificate Administrator, Certificate Registrar and Authenticating Agent. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as Primary Servicer (filed as
Exhibit 33.1 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    33.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function
Participant (filed as Exhibit 33.2 to the Registrant's Annual Report on Form
10-K filed on March 29, 2013 and incorporated by reference herein)
     33.3 Midland Loan Services, a Division of PNC Bank, National Association as
Special Servicer (filed as Exhibit 33.3 to the Registrant's Annual Report on
Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    33.4 National Tax Search, LLC as Servicing Function Participant (filed as
Exhibit 33.4 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    33.5 Trimont Real Estate Advisors, Inc. as Trust Advisor (filed as Exhibit
33.5 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    33.6 Wells Fargo Bank, National Association as Certificate Administrator
(filed as Exhibit 33.6 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
    33.7 Wells Fargo Bank, National Association as Custodian
    33.8 Wells Fargo Bank, National Association as Master Servicer (filed as
Exhibit 33.8 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Primary Servicer (filed as
Exhibit 34.1 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    34.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function
Participant (filed as Exhibit 34.2 to the Registrant's Annual Report on Form
10-K filed on March 29, 2013 and incorporated by reference herein)
    34.3 Midland Loan Services, a Division of PNC Bank, National Association as
Special Servicer (filed as Exhibit 34.3 to the Registrant's Annual Report on
Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    34.4 National Tax Search, LLC as Servicing Function Participant (filed as
Exhibit 34.4 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    34.5 Trimont Real Estate Advisors, Inc. as Trust Advisor (filed as
Exhibit 34.5 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    34.6 Wells Fargo Bank, National Association as Certificate Administrator
(filed as Exhibit 34.6 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
    34.7 Wells Fargo Bank, National Association as Custodian
    34.8 Wells Fargo Bank, National Association as Master Servicer (filed as
Exhibit 34.8 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)


   (35) Servicer compliance statements.



    35.1 Bank of America, National Association as Primary Servicer (filed as
Exhibit 35.1 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    35.2 Midland Loan Services, a Division of PNC Bank, National Association as
Special Servicer (filed as Exhibit 35.2 to the Registrant's Annual Report on
Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    35.3 Trimont Real Estate Advisors, Inc. as Trust Advisor (filed as
Exhibit 35.3 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    35.4 Wells Fargo Bank, National Association as Certificate Administrator
(filed as Exhibit 35.4 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
    35.5 Wells Fargo Bank, National Association as Custodian (filed as Exhibit
35.5 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    35.6 Wells Fargo Bank, National Association as Master Servicer (filed as
Exhibit 35.6 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)


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

   (99.4) Letter dated August 13, 2013 from the Corporate Trust Services Division of Wells Fargo Bank, National Association as Custodian to the Registrant regarding compliance with applicable servicing criteria for asset-backed securities by Wells Fargo Bank, National Association, as Custodian.