Form 10-K
Morgan Stanley Capital I Trust 2011-C3
filed 2014-04-14
CIK 1528503

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

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

    Not applicable.



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

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               As described in the Servicer Compliance Statement of Bank of America, National Association (attached hereto as Exhibit 35.1), Bank of America, National Association is no longer a primary servicer with respect to the MSC 2011-C3 securitization, effective as of August 15, 2013, and such primary servicing responsibilities have been transferred to Wells Fargo Bank, National Association, the master servicer.





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


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The mortgaged property securing the Park City Center loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2013 calendar year is $22,603,041.



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


The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Item 1122(d)(2)(vii) of Regulation AB. Such assessment of compliance is attached to this Form 10-K as Exhibit 33.4.

There were no instances of noncompliance for the transaction to which this Form 10-K relates that led to National Tax Search's determination that there were material instances of noncompliance at the platform level.

The remainder of the paragraphs in this response to Item 1122 were provided by National Tax Search, and references to the "Company" and "Management" in such paragraphs are references to National Tax Search and its management.

Material Instances of Noncompliance by the Company

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specificied [sic] in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied [sic] in transaction agreements.

Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day [sic] calendar days of their original identification.

Remediation
Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, dated as of October 1, 2011, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank,
  National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Trimont Real Estate Advisors, Inc., as Trust
  Advisor, and Wells Fargo Bank, National Association, as Custodian, Certificate Administrator, Certificate Registrar and Authenticating Agent. (Filed as
  Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association, as Primary Servicer
    33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special
    Servicer
    33.4 National Tax Search, LLC, as Servicing Function Participant
    33.5 Trimont Real Estate Advisors, Inc., as Trust Advisor
    33.6 Wells Fargo Bank, National Association, as Certificate Administrator
    33.7 Wells Fargo Bank, National Association, as Custodian
    33.8 Wells Fargo Bank, National Association, as Master Servicer



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association, as Primary Servicer
    34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special
    Servicer
    34.4 National Tax Search, LLC, as Servicing Function Participant
    34.5 Trimont Real Estate Advisors, Inc., as Trust Advisor
    34.6 Wells Fargo Bank, National Association, as Certificate Administrator
    34.7 Wells Fargo Bank, National Association, as Custodian
    34.8 Wells Fargo Bank, National Association, as Master Servicer



   (35) Servicer compliance statement.



    35.1 Bank of America, National Association, as Primary Servicer
    35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special
    Servicer
    35.3 Wells Fargo Bank, National Association, as Certificate Administrator
    35.4 Wells Fargo Bank, National Association, as Custodian
    35.5 Wells Fargo Bank, National Association, as Master Servicer



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


   Morgan Stanley Capital I Inc.
   (Depositor)


   /s/ Steven Stern
   Steven Stern, President
   (senior officer in charge of securitization of the depositor)


    Date:   April 14, 2014



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of October 1, 2011, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank,
   National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Trimont Real Estate Advisors, Inc., as Trust Advisor, and Wells Fargo Bank, National Association, as Custodian, Certificate Administrator, Certificate Registrar and Authenticating Agent. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 11, 2011 and incorporated by reference herein)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association, as Primary Servicer
    33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special
    Servicer
    33.4 National Tax Search, LLC, as Servicing Function Participant
    33.5 Trimont Real Estate Advisors, Inc., as Trust Advisor
    33.6 Wells Fargo Bank, National Association, as Certificate Administrator
    33.7 Wells Fargo Bank, National Association, as Custodian
    33.8 Wells Fargo Bank, National Association, as Master Servicer


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association, as Primary Servicer
    34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special
    Servicer
    34.4 National Tax Search, LLC, as Servicing Function Participant
    34.5 Trimont Real Estate Advisors, Inc., as Trust Advisor
    34.6 Wells Fargo Bank, National Association, as Certificate Administrator
    34.7 Wells Fargo Bank, National Association, as Custodian
    34.8 Wells Fargo Bank, National Association, as Master Servicer


   (35) Servicer compliance statement.



    35.1 Bank of America, National Association, as Primary Servicer
    35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special
    Servicer
    35.3 Wells Fargo Bank, National Association, as Certificate Administrator
    35.4 Wells Fargo Bank, National Association, as Custodian
    35.5 Wells Fargo Bank, National Association, as Master Servicer


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